Form 10-Q
period 2026-09-30
Gores Holdings XI, Inc.
filed 2026-11-12
CIK 2086438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 36,105,000 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share, and 8,970,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025		3

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 22, 2025 (inception) to September 30, 2025		4

Unaudited Condensed Statements of Changes in Shareholders' Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 22, 2025 (inception) to September 30, 2025		5

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 22, 2025 (inception) to September 30, 2025		6

Notes to Unaudited Interim Condensed Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

PART III—SIGNATURE		32

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GORES HOLDINGS XI, INC.

CONDENSED BALANCE SHEETS

	September 30, 2026
	(unaudited)	December 31, 2025
ASSETS:
Current assets:
Cash	$394,157	$—
Deferred offering costs associated with public offering	—	461,784
Prepaid expenses	489,426	—
Total current assets	883,583	461,784
Investments held in Trust Account	362,279,479	—
Total assets	$363,163,062	$461,784

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$85,122	$418,946
Notes payable - related party	—	69,793
Total current liabilities:	85,122	488,739
Public warrants - derivative liability	5,202,600	—
Advisory fee	10,764,000	—
Deferred underwriting compensation	10,764,000	—
Total liabilities	26,815,722	488,739

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 35,880,000 and -0- shares, respectively (at redemption value of $10.08 and $0.00 per share at September 30, 2026 and December 31, 2025, respectively)	361,825,555	—
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding, at September 30, 2026 and December 31, 2025, respectively	—	—
Ordinary shares
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 225,000 and -0- shares, respectively, issued and outstanding, excluding 35,880,000 and -0- shares at September 30, 2026 and December 31, 2025, respectively, subject to possible redemption	23	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized; 8,970,000 shares issued and outstanding, at September 30, 2026 and December 31, 2025, respectively(1)	897	897
Additional paid-in capital	—	24,103
Accumulated deficit	(25,479,135)	(51,955)
Total shareholders' deficit	(25,478,215)	(26,955)
Total liabilities and shareholders' deficit	$363,163,062	$461,784

(1) On June 24, 2026, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture. However, the 1,170,000 Class B ordinary shares were still subject to forfeiture as of December 31, 2025.

See accompanying notes to the unaudited interim condensed financial statements.

GORES HOLDINGS XI, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from		For the Period from
	Three	July 22, 2025	Nine	July 22, 2025
	Months Ended	(inception) to	Months Ended	(inception) to
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Professional fees and other expenses	$(274,750)	$(38,180)	$(399,467)	$(38,180)
Net loss from operations	(274,750)	(38,180)	(399,467)	(38,180)
Change in fair value of public warrant liabilities	(179,400)	—	(897,000)	—
Allocated expense for warrant issuance cost	—	—	(270,678)	—
Other income - interest income from Trust Account	3,272,386	—	3,479,479	—
Net income/(loss)	$2,818,236	$(38,180)	$1,912,334	$(38,180)

Net loss per ordinary share:
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	35,880,000	—	13,011,429	—
Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.00)	$—	$(1.30)	$—
Basic and diluted weighted average shares outstanding of Class A non-redeemable ordinary shares	225,000	—	81,593	—
Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(0.00)	$—	$(1.30)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	8,970,000	7,800,000	8,224,286	7,800,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)	$(1.30)	$(0.00)

(1) On June 24, 2026, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture. However, the 1,170,000 Class B ordinary shares subject to forfeiture are excluded in the Periods ending September 30, 2025.

See accompanying notes to the unaudited interim condensed financial statements.

GORES HOLDINGS XI, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three and Nine Months Ended September 30, 2026
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2026	-	$-	8,970,000	$897	$24,103	$(51,955)	$(26,955)
Net loss	-	-	-	-	-	-	-
Balance at March 31, 2026	-	$-	8,970,000	$897	$24,103	$(51,955)	$(26,955)
Proceeds from Class A Private Placement Shares	225,000	23	-	-	2,249,977	-	2,250,000
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(2,274,080)	(24,317,326)	(26,591,406)
Net loss	-	-	-	-	-	(905,902)	(905,902)
Balance at June 30, 2026	225,000	$23	8,970,000	$897	$-	$(25,275,183)	$(25,274,263)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,022,188)	(3,022,188)
Net income	-	-	-	-	-	2,818,236	2,818,236
Balance at September 30, 2026	225,000	$23	8,970,000	$897	$-	$(25,479,135)	$(25,478,215)

	For the Period from July 22, 2025 (inception) to September 30, 2025
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 22, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B ordinary shares to Sponsor in July 2025 at $.0001 par value(1)	-	-	8,970,000	897	24,103	-	25,000
Net loss	-	-	-	-	-	(38,180)	(38,180)
Balance at September 30, 2025	-	$-	8,970,000	$897	$24,103	$(38,180)	$(13,180)

(1) On June 24, 2026, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture. However, the 1,170,000 Class B ordinary shares were still subject to forfeiture as of December 31, 2025.

See accompanying notes to the unaudited interim condensed financial statements.

GORES HOLDINGS XI, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2026	For the Period from July 22, 2025 (inception) to September 30, 2025
Cash flows from operating activities:
Net income/(loss)	$1,912,334	$(38,180)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Allocated expense for warrant issuance cost	270,678	—
Interest income from trust account	(3,479,479)	—
Loss from change in fair value of public warrant liabilities	897,000	—
Changes in operating assets and liabilities:
Changes in prepaid expenses	(489,426)	(11,461)
Accrued expenses, formation and offering costs	35,953	49,641
Net cash used in operating activities	(852,940)	—
Cash flows from investing activities:
Cash deposited in Trust Account	(358,800,000)	—
Net cash used in investing activities	(358,800,000)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	358,800,000	—
Proceeds from sale of Private Placement Shares to Sponsor	2,250,000	—
Payment of accrued offering costs	(683,110)	—
Payment of underwriter's discounts and commissions	(250,000)	—
Proceeds from notes payable — related party	166,327	—
Repayment of notes payable – related party	(236,120)	—
Net cash provided by financing activities	360,047,097	—
Net change in cash	394,157	—
Cash at beginning of period	—	—
Cash at end of period	$394,157	$—

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$30,061	$—
Advisory fee	$10,764,000	$—
Deferred underwriting compensation	$10,764,000	$—
Offering costs charged to additional paid in capital	$1,025,117	$—
Initial classification of warrant liability - public	$4,305,600	$—
Deferred offering costs included in accrued expenses	$—	$191,901
Deferred offering costs paid by Sponsor included in note payable - related party	$—	$69,793
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

See accompanying notes to the unaudited interim condensed financial statements.

GORES HOLDINGS XI, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 22, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequently searching for a target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $22,553,117, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $775,117 of other offering costs.

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

The Company has until June 24, 2028 (or September 24, 2028 if the Company has executed a definitive agreement for an initial Business Combination by June 24, 2028) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. As a result, as described in more detail in the prospectus, the Company will have up to 27 months from the closing of the IPO to consummate the Company’s initial Business Combination. If the Company is unable to complete its Business Combination, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon (net of up to $600,000 per year withdrawn to fund working capital requirements, subject to the limitations described in the prospectus), and/or to pay the Company’s taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the prospectus.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 23, 2026, as well as the Company’s Registration Statement Form S-1, as filed with the SEC on June 3, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Net Income/(Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income/(loss) per ordinary share is calculated by dividing the net income/(loss) less accretion by the weighted average ordinary shares outstanding for the respective period. The following table reflects the calculation of earnings per share to be allocated to the shares:

		For the Period from		For the Period from
	Three	July 22, 2025	Nine	July 22, 2025
	Months Ended	(inception) to	Months Ended	(inception) to
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income/(loss)	$2,818,236	$(38,180)	$1,912,334	$(38,180)
Accretion for Class A ordinary shares to redemption amount	(3,022,188)	—	(29,613,635)	—
Allocation of net loss including accretion of temporary equity	$(203,952)	$(38,180)	$(27,701,301)	$(38,180)

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026			For the Period from July 22, 2025 (inception) to September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B(1)	Class A Redeemable	Class A Non-redeemable	Class B(1)
Basic and diluted net loss per common share:
Numerator:
Basic and diluted allocation of net loss including accretion of temporary equity	$(162,347)	$(1,018)	$(40,587)	$-	$-	$(38,180)

Denominator:
Basic and diluted weighted-average shares outstanding	35,880,000	225,000	8,970,000	-	-	7,800,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$-	$-	$(0.00)

	For the Nine Months Ended September 30, 2026			For the Period from July 22, 2025 (inception) to September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B(1)	Class A Redeemable	Class A Non-redeemable	Class B(1)
Basic and diluted net loss per common share:
Numerator:
Basic and diluted allocation of net loss including accretion of temporary equity	$(16,908,021)	$(106,029)	$(10,687,251)	$-	$-	$(38,180)

Denominator:
Basic and diluted weighted-average shares outstanding	13,011,429	81,593	8,224,286	-	-	7,800,000
Basic and diluted net loss per common share	$(1.30)	$(1.30)	$(1.30)	$-	$-	$(0.00)

(1) On June 24, 2026, the Company consummated its Initial Public Offering and sold 35.88 million Units, which includes the full exercise of the underwriter's over-allotment option, hence the 1,170,000 Class B ordinary shares are no longer subject to forfeiture. However, the 1,170,000 Class B ordinary shares subject to forfeiture are excluded in the Periods ending September 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents held outside the Trust Account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs amounted to $22,553,117, consisting of $250,000 of cash underwriting fee, $10,764,000 of deferred underwriting fee, $10,764,000 of a deferred advisory fee, and $775,117 of other offering costs.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Investments Held in Trust Account

The Company's amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay taxes, if any, and to fund the Company's working capital and regulatory compliance requirements, and up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any public Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company's amended and restated memorandum and articles of association to modify the substance or timing of the Company's obligation to redeem 100% of such public Class A ordinary shares if the Company does not complete the Business Combination by June 24, 2028 (or September 24, 2028 if the Company has executed a definitive agreement for an initial Business Combination by June 24, 2028); or (iii) the redemption of 100% of the public Class A ordinary shares if the Company is unable to complete a Business Combination by June 24, 2028 (or September 24, 2028 if the Company has executed a definitive agreement for an initial Business Combination by June 24, 2028), subject to the requirements of Cayman Islands law and stock exchange rules. In connection with the closing of the Public Offering on June 24, 2026, $358,800,000 was placed in the Trust Account. As of December 31, 2025, the Company had no

funds held in the Trust Account. At September 30, 2026, the Company had $362,279,479 in the Trust Account, which may be utilized for Business Combinations. At September 30, 2026, the Trust Account consisted of money market funds, which are presented at fair value.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Redemption value is determined as the pro rata portion of the amount on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, less (i) interest eligible to be withdrawn to fund the Company's working capital and regulatory compliance expenses and (ii) up to $100,000 of interest eligible to be withdrawn to pay dissolution expenses, in each case to the extent such amounts have not previously been withdrawn. Increases or decreases in the carrying amount of the Class A ordinary shares subject to possible redemption are recorded as charges against additional paid-in capital, to the extent available, and accumulated deficit.

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

In addition, at September 30, 2026 and December 31, 2025, the Company had current liabilities of $85,122 and $488,739, respectively, and working capital of $798,461 and ($26,955), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2026 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin 24 months from the closing of the Public Offering if the Company executed a definitive agreement for an initial Business Combination within 24 months from the closing of the Public Offering), plus additional amounts of interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at June 24, 2026 was a liability of $4,305,600. At September 30, 2026, the fair value of the public warrants was a liability of $5,202,600. The change in fair value of $897,000 is reflected as a loss in the condensed statements of operations.

All of the 35,880,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Given the Class A ordinary shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

As of September 30, 2026, the Class A Ordinary Shares Subject to Possible Redemption reflected on the condensed balance sheets are reconciled in the following table:

As of September 30, 2026
Gross proceeds	$358,800,000
Less:
Proceeds allocated to public warrants	(4,305,600)
Class A ordinary shares issuance costs	(22,282,480)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	29,613,635
Class A ordinary shares subject to possible redemption	$361,825,555

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

Related Party Loans

Prior to the completion of the IPO, the Sponsor loaned the Company an aggregate of $236,120 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2026 or the completion of the IPO. The Note was repaid after completion of the IPO and is no longer available after closing.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Up to $1,500,000 of such loans may be convertible into private placement shares, at a price of $10.00 per share at the option of the lender. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no amounts outstanding as of September 30, 2026 or December 31, 2025.

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

For the three and nine months ended September 30, 2026, the Company incurred and paid the affiliate $60,000 and $65,333, respectively. No payments were incurred or paid in 2025.

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

6. Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 36,105,000 and -0- Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 8,970,000 Class B ordinary shares issued and outstanding so that the Company’s initial shareholders will own 20.00% of the Company’s issued and outstanding shares (excluding the private placement shares and assuming the Sponsor, directors or officers do not purchase any shares after the IPO).

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

7.	Public Shareholder Warrants

As of September 30, 2026, there were 8,970,000 warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

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

The Company accounts for the 8,970,000 warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value and charges the costs associated with issuing such warrants to operations. The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of the IPO. Accordingly, the Company classified the warrants as a liability at their fair value and allocated a portion of the proceeds from the issuance of the Units to the warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

As of September 30, 2026, the aggregate value of the Public Warrants was approximately $5.2 million at $0.58 per warrant using GHXIW trading prices as well as other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30,
	2026	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$362,279,479	$362,279,479	$—	$—

Public warrants	$5,202,600	$—	$5,202,600	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. Transfers can be found in the following table:

Public Warrants	Level	Value
Initial Measurement 6/24/2026	3	$4,305,600
Change in Fair Value		717,600
Fair Value at 6/30/2026	3	5,023,200
Change in Fair Value		179,400
Fair Value at 9/30/2026	2	$5,202,600

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income/(loss) that also is reported on the unaudited condensed statements of operations as net income/(loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income/(loss) and total assets, which include the following:

	September 30,	December 31,
	2026	2025
Cash	$394,157	$-
Investments held in Trust Account	$362,279,479	$-

		For the Period from		For the Period from
	Three	July 22, 2025	Nine	July 22, 2025
	Months Ended	(inception) to	Months Ended	(inception) to
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Professional fees and other expenses	$(274,750)	$(38,180)	$(399,467)	$(38,180)
Interest income from Trust Account	$3,272,386	$-	$3,479,479	$-

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

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited interim condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited interim condensed financial statements.

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

Results of Operations

For the three months ended September 30, 2026, the Company had net income of $2,818,236, of which ($179,400) was a non-cash loss related to the change in fair value of the warrant liability and the remainder was interest income less expenses associated with normal operations.

For the nine months ended September 30, 2026, the Company had net income of $1,912,334, of which ($897,000) was a non-cash loss related to the change in fair value of the warrant liability and the remainder was interest income less expenses associated with normal operations.

For the Period from July 22, 2025 (inception) to September 30, 2025, the Company had a net loss of ($38,180).

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

As indicated in the accompanying condensed unaudited financial statements, at September 30, 2026, the Company had $394,157 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

As of September 30, 2026, $362,279,479 was held in the Trust Account for the purposes of consummating our Business Combination.

In connection with an assessment of going concern considerations in accordance with FASB ASC Topic 205-40, the Company has until June 24, 2028 (or September 24, 2028 if the Company has executed a definitive agreement for an initial Business Combination by June 24, 2028) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination in that time, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the ordinary shares sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations.

In addition, at September 30, 2026 and December 31, 2025, the Company had current liabilities of $85,122 and $488,739, respectively, and working capital of $798,461 and ($26,955), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2026 and amounts are continuing to accrue. Up to $600,000 per year (plus the rollover of unused amounts from prior years) of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements (provided that, only $150,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin 24 months from the closing of the Public Offering if the Company executed a definitive agreement for an initial Business Combination within 24 months from the closing of the Public Offering), plus additional amounts of interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company and which shall not be subject to the $600,000 12-month limitation (or $150,000 limitation) described above) ("Regulatory Withdrawal"). In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor will provide the Company with additional working capital via a Sponsor Loan.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. As of September 30, 2026, no amounts had accrued under this agreement.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended September 30, 2026 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the period ended September 30, 2026. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

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

Through September 30, 2026, we incurred $775,117 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $250,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $10,764,000 in underwriting commissions and $10,764,000 in advisory fees, both of which will be payable upon consummation of our Business Combination, if consummated.

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

As of September 30, 2026, after giving effect to our Public Offering and our operations subsequent thereto, $362,279,479 was held in the Trust Account, and we had $394,157 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS XI, INC.

Date: November 12, 2026	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

GORES HOLDINGS XI, INC.

Date: November 12, 2026	By:	/s/ Andrew McBride
Andrew McBride
Chief Financial Officer
(Duly Authorized Officer)